Form 10-K
period 2005-12-31
GSAA Home Equity Trust 2005-7
filed 2006-03-30
CIK 1331691

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:333-120274-25

        GSAA Home Equity Trust 2005-7

        GS Mortgage Securities Corporation
        (as Depositor under the Master Servicing and Trust Agreement, dated as of June 1, 2005, providing for the issuance of GSAA Home Equity Trust 2005-7, Asset-Backed Certificates,
        Series 2005-7)

     (Exact name of registrant as specified in its charter)


    Delaware                                          13-6357101
   (State or other jurisdiction of                   (I.R.S Employer
   incorporation or organization)                    Identification No.)



   85 Broad Street
   New York, NY                               10004
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (212) 902-1000

  GSAA Home Equity Trust
  Asset Backed Certificates
  Series 2005-7

  (Title of each class of securities covered by this form)


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the Depository Trust Company and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 21.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.



                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:


     (31.1) Rule 13a-14(d)/15d-14(d) Certification

     (99.1) Annual Report of Independent Registered Public Accounting Firm concerning servicing activities.


      a) ABN Amro Mortgage Group, as Servicer <F1>
      b) Countrywide Home Loans Servicing LP., as Servicer <F1>
      c) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      d) National City Mortgage Co, as Servicer <F1>
      e) Washington Mutual Bank, as Servicer <F1>
      f) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) ABN Amro Mortgage Group, as Servicer <F1>
      b) Countrywide Home Loans Servicing LP., as Servicer <F1>
      c) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      d) National City Mortgage Co, as Servicer <F1>
      e) Washington Mutual Bank, as Servicer <F1>
      f) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.3) Annual Statement of Compliance under the Pooling and Servicing
            Agreement.


      a) ABN Amro Mortgage Group, as Servicer <F1>
      b) Countrywide Home Loans Servicing LP., as Servicer <F1>
      c) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      d) National City Mortgage Co, as Servicer <F1>
      e) Washington Mutual Bank, as Servicer <F1>
      f) Wells Fargo Bank, N.A., as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


  GS Mortgage Securities Corporation, as Depositor
    (Registrant)


  By: /s/ Michelle Gill

          Michelle Gill, Vice President

  Dated:  March 30, 2006



  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(1) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.





  Exhibit Index
     (31.1) Rule 13a-14(d)/15d-14(d) Certification

     (99.1) Annual Report of Independent Registered Public Accounting Firm concerning servicing activities.


      a) ABN Amro Mortgage Group, as Servicer <F1>
      b) Countrywide Home Loans Servicing LP., as Servicer <F1>
      c) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      d) National City Mortgage Co, as Servicer <F1>
      e) Washington Mutual Bank, as Servicer <F1>
      f) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) ABN Amro Mortgage Group, as Servicer <F1>
      b) Countrywide Home Loans Servicing LP., as Servicer <F1>
      c) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      d) National City Mortgage Co, as Servicer <F1>
      e) Washington Mutual Bank, as Servicer <F1>
      f) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.3) Annual Statement of Compliance under the Pooling and Servicing
            Agreement.


      a) ABN Amro Mortgage Group, as Servicer <F1>
      b) Countrywide Home Loans Servicing LP., as Servicer <F1>
      c) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      d) National City Mortgage Co, as Servicer <F1>
      e) Washington Mutual Bank, as Servicer <F1>
      f) Wells Fargo Bank, N.A., as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.



  Exhibit No.

  Ex-31.1 Rule 13a-14(d)/15d-14(d) Certification

  CERTIFICATION
Re:     GSAA Home Equity Trust 2005-7 (the Trust) Asset-Backed Certificates,
Series 2005-7, issued pursuant to the Master Servicing And Trust Agreement, dated as of June 1, 2005 (this Trust Agreement), is hereby executed by and among GS Mortgage Securities Corp. (the Depositor), HSBC BANK USA, National Association, as trustee (the Trustee), Deutsche Bank National Trust Company, as a custodian (Deutsche Bank), and Wells Fargo Bank, National Association, as master servicer (the Master Servicer), as securities administrator (the Securities Administrator), and as a custodian (Wells Fargo, and together with Deutsche Bank, each a Custodian and together the Custodians).
_____________________________________

  I, Michelle Gill, certify that:

  1. I have reviewed this annual report on Form 10-K (the Annual Report), and all reports on Form 8-K containing distribution date reports (collectively with this Annual Report, the Reports) filed in respect of periods included in the year covered by this Annual Report, of the Trust;

  2. Based on my knowledge, the information in these Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Securities Administrator by the Master Servicer under the Trust Agreement for inclusion in the Reports is included in the Reports;

  4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Master Servicer in accordance with the terms of the Trust Agreement, and except as disclosed in the Reports, each Servicer has fulfilled its obligations under the applicable servicing agreement; and

  5. The Reports disclose all significant deficiencies relating to the Servicers compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Trust Agreement, that is included in the Reports.

  In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank, National Association as Securities Administrator and Master Servicer and as Servicer, ABN Amro Mortgage Group, as Servicer, Countrywide Home Loans Servicing LP, as Servicer, GreenPoint Mortgage Funding, Inc., as Servicer, National City Mortgage Company, as Servicer and Washington Mutual Bank, F.A., as Servicer.

     Date:  March 30, 2006

       By: /s/ Michelle Gill

        Name:  Michelle Gill
        Title: Vice President





  EX-99.1 (a)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  Sears Tower
  233 South Wacker Drive
  Chicago, Illinois 60606-6301

* Phone: (312) 879-2000
  www.ey.com


Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
LaSalle Bank Corporation

We have examined management's assertion, included in the accompanying report titled Report of Management, that ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of LaSalle Bank Corporation) complied with the servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2005. Management is responsible for AAMG's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the AAMG's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the AAMG's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on AAMG's compliance with the specified minimum servicing standards.

In our opinion, management's assertion that the AAMG complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2005, is fairly stated, in all material respects.


/s/ Ernst & Young LLP

February 28, 2006


A Member Practice of Ernst & Young Global


(page)


Exhibit A

Specified Minimum Servicing Standards

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a.  be mathematically accurate;

b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


(page)


Exhibit A

Specified Minimum Servicing Standards (continued)

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.


(page)


Exhibit A

Specified Minimum Servicing Standards (continued)

V. Mortgagor Loan Accounting (continued)

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary
   (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (b)
(logo)KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568

Telephone 213 972 4000
Fax       213 622 1217
Internet  www.us.kpmg.com




Independent Accountants' Report


The Board of Directors
Countrywide Financial Corporation:

We have examined management's assertion, included in the accompanying Management Assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP


March 3, 2006





KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (c)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105


Independent Accountants' Report


The Board of Directors
North Fork Bancorporation, Inc.:


We have examined management's assertion, included in the accompanying Management Assertion, that GreenPoint Mortgage Funding, Inc., a wholly owned subsidiary of North Fork Bancorporation, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for GreenPoint Mortgage Funding, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about GreenPoint Mortgage Funding, Inc.'s compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards.


Our examination disclosed the following material noncompliance with minimum servicing standards over custodial bank accounts as of and for the year ended December 31, 2005. Certain custodial bank account reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved within 90 calendar days of their original identification.


In our opinion, except for the material noncompliance described in the third paragraph, GreenPoint Mortgage Funding, Inc. complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005.


/s/ KPMG LLP

February 21, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (d)
(logo) ERNST&YOUNG

*Ernst & Young LLP
 Suite 1300
 925 Euclid Avenue
 Cleveland, OH 44115

*Phone: (216)861-5000
 www.ey.com



Report on Management's Assertion on Compliance with the Specified Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers


Report of Independent Accountants



Board of Directors
National City Mortgage Co.


We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co.(NCM) complied with the minimum servicing standards identified in Exhibit A to the Report of Management (the specific minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers during the year-ended December 31, 2005. Management is responsible for NCM's compliance with the specified minimum servicing standards. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about NCM's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified minimum servicing standards.

In our opinion, management's assertion that NCM complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2005, is fairly stated, in all material respects.


/s/ Ernst & Young LLP


March 1, 2006



A Member Practice of Earnst & Young Global


(page)


Exhibit A

Minimum Servicing Standards


Custodial Bank Accounts

Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty-five (30) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period, be reviewed and approved by someone other than the person who prepared the reconciliation and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

Procedure:

The bank reconciliation processors have no reporting or remitting authority or responsibility. They are responsible for reporting reconciling items greater than 90 days to the supervisor. Because of this, the supervisor and manager review all the clearing accounts, any account with reconciling items greater than 90 days, and accounts with an overdrawn balance only.

All of the custodial accounts are reconciled each month, with any outstanding items over 90 days reported to supervision for their review. They are reconciled within 30 days.

After all accounts are reconciled,
* The bank recon log which records the all accounts and the date the reconciliation is completed is given to the Supervisor of the area.
* Any custodial account which has items 90 days outstanding is indicated in red on the log and that month's reconciliation is given with the log to the Supervisor.

The reconciliation log is given to the supervisor who verifies all accounts are reconciled within the time frames. Each clearing account is reviewed by the Supervisor for validity, verifying the reconciliation is complete and accurate, using any system reports if they are applicable. The Supervisor signs off on the bottom of each reconciliation and dates the document.

After all accounts are reviewed and any memos are prepared and signed off, all of the reconciliations and the reconciliation log are then forwarded to the Vice President of Investor Services for a second review and signoff.

All private pool investor (recon 660) and GSE principal and interest custodial account reconciliations are reviewed and signed off on by the supervisor. Also, the manager selects 10 accounts per month at random for review.

Mortgage Payments

Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt. Mortgage payments made in accordance with


(page)


the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Procedure:

NCM receives mortgage payments from their customers through the following channels: Lockbox, EFT, Over-the-Counter [OTC are payments made at a National City Bank branch], In-House payments [payments received from other departments or directly mailed to NCM], and Electronic Transmissions [payments received electronically from vendors such as SpeedPay, CheckFree, Metavante, Princeton eCom, On-Line Resources and Western Union Quick Collect]. All customer payments made via Lockbox, EFT, Over-the-Counter, In-House and Electronic Transmissions are ultimately transferred to the NCMC Collection Clearing Account (DDA # 2532529). The Collection Clearing account activity is balanced to Exact transaction reports on a daily basis by Payment Services. These reports are retrieved from a bank reporting service. The Collection Clearing account is also balanced to the bank statement monthly by Investor Services, who has no payment posting authority.

Each day, balancing processors ensure that the payments received from the channels noted above are deposited into the related bank clearing accounts and that the borrower's payment information has been updated to MSP [Fidelity].

All payments received by National City Mortgage are updated within two (2) business days or less. Below is a description by payment channel.
* Lockbox has an SLA [Service Level Agreement] with NCM that 100% of matched payments will be processed same day. The remaining, exception payments will be processed 100% the next day.
* EFT payments are processed electronically on their scheduled date.
* OTC payments are transmitted directly to MSP daily by National City Bank.
* Electronic/Bill Payment Vendor payments are transmitted directly to MSP daily by the vendor.
* In-House payments are received from: (1) other departments, (2) unprocessed work from Lockbox; (3) Customer Service lobby; and (4) payments mailed directly to NCMC. In-House payments [exception payments] are keyed directly into the MSP system and are applied to the mortgagor records the day received by Payment Services. If all payments are not processed same day, they are processed the first thing the following morning. Payments are processed first-in-first-out.

Each payment processed into MSP [Fidelity] is automatically allocated by the MSP system to principal, interest, taxes, insurance and service fees during MSP's nightly processing. National City Mortgage Co. accepts payoffs by check or wire. Payoff checks and wires received by 3:00 p.m. Eastern Time, Monday through Friday, will be processed the same day. Payoff checks must be mailed to: 3232 Newmark Dr., Miamisburg, Ohio 45342, Attn: Payoff Dept. All payoffs are date stamped and posted to the servicing system (Fidelity) the same day received with the exception of short payoffs. Deposit slips are prepared and batch reconciled to the deposit. The deposit slips and corresponding checks are hand delivered to Payment Services for a second reconciliation to prepare for delivery to the bank. If payoff funds received are inadequate and sufficient funds are not in the loans escrow/impound account, National City Mortgage Co. will contact the sender of the funds to collect the shortage.

Disbursements


(page)


Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements. Unissued checks shall be safeguarded so as to prevent unauthorized access.

Procedure:

National City Mortgage Co has proper internal controls to provide reasonable assurance that investor remittances and tax and insurance payments are properly authorized at the correct amount. The servicing system tracks due dates to ensure timely payment. All clearing and custodial accounts are reconciled monthly to the servicing system. Only authorized personnel are allowed wire transfer access and check printing access. Internal audits and utilization of the servicing system prevents duplicate payments.

Each loan is audited to ensure that the appropriate insurance and tax information has been populated for correct disbursement. Tax and Insurance information is tracked on an automated "Insurance or Tax Workstation" and disbursements are generated based on the appropriate expiration or due date.

Investor Accounting and Reporting

The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

Procedure:

For the majority of loans, the investor sends a "turnaround" report which compares the servicer trial balance records to the investor records. Other investors notify the Investor Services department of differences.

Mortgagor Loan Accounting

The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Procedure:

Once a loan boards the Fidelity servicing system, it is reviewed for accuracy. The Fidelity system tracks each loan until termination. Sufficient funds are deposited to the escrow account to cover insurance premiums, (including hazard, flood, PMI and MIP), taxes, and special assessments.


(page)


ARM adjustments are calculated on an automated "ARM workstation" and are based on the appropriate index as obtained in the Wall Street Journal or other financial publication as needed. A letter is sent according to RESPA requirements, advising the borrower of the new rate.

Each escrowed loan is boarded on the Fidelity servicing system with a coupon month that indicates when the loan is due for escrow analysis. Loans are reviewed each month based upon the coupon month and the mass escrow analysis is performed. Quality audit reports are ordered monthly on the entire portfolio to ensure that the loans are in the appropriate coupon month and that each loan has been analyzed in the past twelve months or remains within RESPA compliance.

The accrual of interest on escrow is tracked on the Fidelity servicing system on the loan level. Monthly reports, ordered by the Escrow Analysis Supervisor, release the funds to be deposited into the escrow accounts. Quarterly, the Escrow Analysis Supervisor reviews the state regulations for changes. Quality audit reports are ordered monthly on the loans in states requiring interest on escrow to ensure that the loans are properly coded for interest on escrow.

Delinquencies

Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment repayment plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

Procedure:

National City Mortgage Co.'s collection strategy is to make early contact with delinquent mortgagors to improve the likelihood that defaults and poor pay habits can be cured. This strategy employs a series of calls, letters, and property inspections to gather information regarding the reasons for default, the mortgagors' ability to pay, their intentions to retain the property and the condition of the property.

Delinquency trends, by product, are analyzed throughout the month to provide effective call campaign penetration strategies. Risk Profiler and Early Indicator scoring are utilized to prioritize calling campaigns. High risk and special product loans are managed in a Special Servicing Team. This team consists of counselors who demonstrate strong technical and product knowledge, excellent listening skills, and possess a thorough understanding of loss mitigation.

The use of Early Resolution allows counselors to work all stages of delinquency. Loans thirty or more days past due are worked through Early Resolution starting the first day of the month. Less than thirty-day delinquent loans are worked in FIS through the sixteenth of the month. All delinquent loans are processed through Early Resolution by the seventeenth day of the month.

The scripting and prompting tools within Early Resolution guide the counselor to obtain the necessary mortgagor information required to evaluate a hierarchy of solutions. Approximately three hundred management controls and embedded complex calculations within Early Resolution lead the counselor through the appropriate qualification/pre-qualification or loss mitigation resolution. The available Loss Mitigation options are:
* Partial Claim/Claim Advance

* Modification

* Short Sale


(page)


* Deed-in-lieu of foreclosure

Workouts are encouraged if the end result is to improve the likelihood that the mortgagor can retain his/her home through reduced payments or that losses can be reduced through an assisted short sale of the property. In the interest of minimizing investor losses, collection activity continues during the loss mitigation review process. If the mortgagor's financial situation does not support a workout or if the mortgagor is unwilling to work with National City Mortgage Co., the loan is breached and moved timely through the foreclosure process. Loss Mitigation will continue to be offered to the borrower throughout the foreclosure process.

Insurance Policies

A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

Procedure:

National City Mortgage Co is required to carry adequate coverage on National City Mortgage Co's loans in the event that National City Mortgage Co made an error. The policy is reviewed annually to ensure proper coverage.





  EX-99.1 (e)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Washington Mutual Bank and Subsidiaries

We have examined management's assertion that Washington Mutual Bank and Subsidiaries (the "Company") has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards described in the accompanying Management's Assertion, dated March 10, 2006. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board, and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects based on the criteria set forth in Appendix I.

/s/ Deloitte & Touche LLP
March 10, 2006


(page)

Washington Mutual

MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2005, Washington Mutual Bank and Subsidiaries (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for single family residential mortgages as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond in the amount of $110 million, and errors and omissions policy in the amount of $20 million.


By: /s/ Steve Rotella
Steve Rotella
President and Chief Operating Officer

By: /s/ David Schneider
David Schneider
Executive Vice President
Home Loans

By: /s/ John Berens
John Berens
Senior Vice President
Home Loans - Loan Servicing

March 10, 2006


1201 3rd Avenue
Seattle, WA 98101



(page)


WASHINGTON MUTUAL BANK AND SUBSIDIARIES

APPENDIX I: MINIMUM SERVICING STANDARDS FOR SINGLE FAMILY RESIDENTIAL MORTGAGES AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF
AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS


I. CUSTODIAL BANK ACCOUNTS

 1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

    * be mathematically accurate

    * be prepared within forty-five (45) calendar days after the cutoff date

    * be reviewed and approved by someone other than the person who prepared the reconciliation

    * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

 2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

 3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

 4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

 1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

 2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

 3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagor's loan documents.

 4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

 1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.


-3-


(page)


 2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

 3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

 4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

 5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

 6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

 1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

 1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

 2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

 3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

 4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

 1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans, including, for example, phone calls, letters, and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

 1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


-4-





  EX-99.1 (f)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Independent Accountants' Report


The Board of Directors
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.:


We have examined management's assertion, included in the accompanying Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company), that the Company complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures, as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP

February 21, 2006


KPMG LLP a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative





  EX-99.2 (a)
(logo) ABN*AMRO Mortgage

Loan Administration

4242 North Harlem Avenue
Norridge, Illinois 60706-1204


Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of LaSalle Bank Corporation) are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of AAMG's compliance with the specified minimum servicing standards as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended, December 31, 2005 the Bank complied, in all material respects, with the specified minimum servicing standards.

As of and for the same period, LaSalle Bank Corporation had in effect a Fidelity Bond in the amount of $240,000,000 and an Error and Omissions Policy in the amount of $25,000,000.


/s/ Richard F. Geary
Richard F. Geary
Group Senior Vice President

February 28, 2006


ABN AMRO Mortgage R is a registered service mark of LaSalle Bank Corporation used with permission by ABN AMRO Mortgage Group, Inc.

Affiliate Banks: LaSalle Bank N.A., LaSalle Bank Midwest N.A.


(page)


Exhibit A

Specified Minimum Servicing Standards

I. Custodial Bank Accounts

 1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

  a. be mathematically accurate;

  b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

  c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

  d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

 2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

 3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

 4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

 1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

 2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

 3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

 4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


(page)


Exhibit A

Specified Minimum Servicing Standards (continued)

III. Disbursements

 1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

 2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

 3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

 4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

 5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

 6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

 1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

 1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

 2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

 3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.


(page)


Exhibit A

Specified Minimum Servicing Standards (continued)

V. Mortgagor Loan Accounting (continued)

 4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

 1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary
    (i.e., illness or unemployment).

VII. Insurance Policies

 1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (b)
(logo) Countrywide
       HOME LOANS


2900 MADERA ROAD
SIMI VALLEY, CALIFORNIA 93065-6298
(805) 955-1000

Management Assertion



March 3, 2005

As of and for the year ended December 31, 2005, Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a mortgage bankers' (fidelity) bond in the amount of $200 million and an errors and omissions policy in the amount of $100 million and $130 million for the period January 1, 2005 to August 1, 2005 and for the period from August 1, 2005 to December 31, 2005, respectively.



/s/ Steve Bailey
Steve Bailey
Senior Managing Director and
Chief Executive Officer, Loan Administration



/s/ Kevin Meyers
Kevin Meyers
Managing Director and Chief Financial Officer,
Loan Administration





  EX-99.2 (c)
100 Wood Hollow Drive
Novato, Ca 94945
(800) 462-2700


(logo) GreenPoint Mortgage


Management's Assertion


February 21, 2006

As of and for the year ended and December 31, 2005, GreenPoint Mortgage Funding, Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers, except as follows:

  * During the year, certain custodial bank account reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved with 90 calendar days of their original identification. For the month ended December 31, 2005, all custodial bank reconciliations had been completed and reviewed on a timely basis.

As of and for the year ended December 31, 2005, GreenPoint Mortgage Funding, Inc. had in effect a fidelity bond in the amount of $25,000,000 for a single loss limit and an aggregate limit of liability of $50,000,000, and an errors and omissions policy in the amount of $25,000,000 for a single loss limit and no aggregate limit of liability.


Very truly yours,

GreenPoint Mortgage Funding, Inc., as Servicer


/s/ Steve Abreu
Steve Abreu
Chief Executive Officer

/s/ Dave Petrini
Dave Petrini
Chief Financial Officer

/s/ Becky Poisson
Becky Poisson
Executive Vice President of Technology and Servicing





  EX-99.2 (d)
(logo) National City
Mortgage Co.

National City Mortgage Co.
A Subsidiary of National City Bank of Indiana
3232 Newmark Drive Miamisburg Ohio 45342
Telephone: (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

Management's Assertion on Compliance with the Specified Minimum
Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the servicing standards identified in the attached Exhibit A (the specified minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of NCM's compliance with the specified minimum servicing standards as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2005, NCM complied, in all material respects, with the specified minimum servicing standards set forth in the USAP.

As of December 31, 2005 and for the year then ended, NCM had in effect a fidelity bond policy in the amount of $200 million and an errors and omissions policy in the amount of $250 million.



/s/ Steven M. Scheid
Steven M. Scheid
Senior Vice President

/s/ T. Jackson Case, Jr.
T. Jackson Case,Jr.
Executive Vice President

March 1, 2006



No one Cares More!


(PAGE)


Exhibit A

Minimum Servicing Standards


Custodial Bank Accounts

Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty-five (30) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period, be reviewed and approved by someone other than the person who prepared the reconciliation and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

Procedure:

The bank reconciliation processors have no reporting or remitting authority or responsibility. They are responsible for reporting reconciling items greater than 90 days to the supervisor. Because of this, the supervisor and manager review all the clearing accounts, any account with reconciling items greater than 90 days, and accounts with an overdrawn balance only.

All of the custodial accounts are reconciled each month, with any outstanding items over 90 days reported to supervision for their review. They are reconciled within 30 days.

After all accounts are reconciled,
* The bank recon log which records the all accounts and the date the reconciliation is completed is given to the Supervisor of the area.
* Any custodial account which has items 90 days outstanding is indicated in red on the log and that month's reconciliation is given with the log to the Supervisor.

The reconciliation log is given to the supervisor who verifies all accounts are reconciled within the time frames. Each clearing account is reviewed by the Supervisor for validity, verifying the reconciliation is complete and accurate, using any system reports if they are applicable. The Supervisor signs off on the bottom of each reconciliation and dates the document.

After all accounts are reviewed and any memos are prepared and signed off, all of the reconciliations and the reconciliation log are then forwarded to the Vice President of Investor Services for a second review and signoff.

All private pool investor (recon 660) and GSE principal and interest custodial account reconciliations are reviewed and signed off on by the supervisor. Also, the manager selects 10 accounts per month at random for review.

Mortgage Payments

Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt. Mortgage payments made in accordance with

(PAGE)


the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Procedure:

NCM receives mortgage payments from their customers through the following channels: Lockbox, EFT, Over-the-Counter [OTC are payments made at a National City Bank branch], In-House payments [payments received from other departments or directly mailed to NCM], and Electronic Transmissions [payments received electronically from vendors such as SpeedPay, CheckFree, Metavante, Princeton eCom, On-Line Resources and Western Union Quick Collect]. All customer payments made via Lockbox, EFT, Over-the-Counter, In-House and Electronic Transmissions are ultimately transferred to the NCMC Collection Clearing Account (DDA # 2532529). The Collection Clearing account activity is balanced to Exact transaction reports on a daily basis by Payment Services. These reports are retrieved from a bank reporting service. The Collection Clearing account is also balanced to the bank statement monthly by Investor Services, who has no payment posting authority.

Each day, balancing processors ensure that the payments received from the channels noted above are deposited into the related bank clearing accounts and that the borrower's payment information has been updated to MSP [Fidelity].

All payments received by National City Mortgage are updated within two (2) business days or less. Below is a description by payment channel.
* Lockbox has an SLA [Service Level Agreement] with NCM that 100% of matched payments will be processed same day. The remaining, exception payments will be processed 100% the next day.
* EFT payments are processed electronically on their scheduled date.
* OTC payments are transmitted directly to MSP daily by National City Bank.
* Electronic/Bill Payment Vendor payments are transmitted directly to MSP daily by the vendor.
* In-House payments are received from: (1) other departments, (2) unprocessed work from Lockbox; (3) Customer Service lobby; and (4) payments mailed directly to NCMC. In-House payments [exception payments] are keyed directly into the MSP system and are applied to the mortgagor records the day received by Payment Services. If all payments are not processed same day, they are processed the first thing the following morning. Payments are processed first-in-first-out.

Each payment processed into MSP [Fidelity] is automatically allocated by the MSP system to principal, interest, taxes, insurance and service fees during MSP's nightly processing. National City Mortgage Co. accepts payoffs by check or wire. Payoff checks and wires received by 3:00 p.m. Eastern Time, Monday through Friday, will be processed the same day. Payoff checks must be mailed to: 3232 Newmark Dr., Miamisburg, Ohio 45342, Attn: Payoff Dept. All payoffs are date stamped and posted to the servicing system (Fidelity) the same day received with the exception of short payoffs. Deposit slips are prepared and batch reconciled to the deposit. The deposit slips and corresponding checks are hand delivered to Payment Services for a second reconciliation to prepare for delivery to the bank. If payoff funds received are inadequate and sufficient funds are not in the loans escrow/impound account, National City Mortgage Co. will contact the sender of the funds to collect the shortage.

Disbursements

(PAGE)


Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements. Unissued checks shall be safeguarded so as to prevent unauthorized access.

Procedure:

National City Mortgage Co has proper internal controls to provide reasonable assurance that investor remittances and tax and insurance payments are properly authorized at the correct amount. The servicing system tracks due dates to ensure timely payment. All clearing and custodial accounts are reconciled monthly to the servicing system. Only authorized personnel are allowed wire transfer access and check printing access. Internal audits and utilization of the servicing system prevents duplicate payments.

Each loan is audited to ensure that the appropriate insurance and tax information has been populated for correct disbursement. Tax and Insurance information is tracked on an automated "Insurance or Tax Workstation" and disbursements are generated based on the appropriate expiration or due date.

Investor Accounting and Reporting

The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

Procedure:

For the majority of loans, the investor sends a "turnaround" report which compares the servicer trial balance records to the investor records. Other investors notify the Investor Services department of differences.

Mortgagor Loan Accounting

The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Procedure:

Once a loan boards the Fidelity servicing system, it is reviewed for accuracy. The Fidelity system tracks each loan until termination. Sufficient funds are deposited to the escrow account to cover insurance premiums, (including hazard, flood, PMI and MIP), taxes, and special assessments.

(PAGE)


ARM adjustments are calculated on an automated "ARM workstation" and are based on the appropriate index as obtained in the Wall Street Journal or other financial publication as needed. A letter is sent according to RESPA requirements, advising the borrower of the new rate.

Each escrowed loan is boarded on the Fidelity servicing system with a coupon month that indicates when the loan is due for escrow analysis. Loans are reviewed each month based upon the coupon month and the mass escrow analysis is performed. Quality audit reports are ordered monthly on the entire portfolio to ensure that the loans are in the appropriate coupon month and that each loan has been analyzed in the past twelve months or remains within RESPA compliance.

The accrual of interest on escrow is tracked on the Fidelity servicing system on the loan level. Monthly reports, ordered by the Escrow Analysis Supervisor, release the funds to be deposited into the escrow accounts. Quarterly, the Escrow Analysis Supervisor reviews the state regulations for changes. Quality audit reports are ordered monthly on the loans in states requiring interest on escrow to ensure that the loans are properly coded for interest on escrow.

Delinquencies

Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment repayment plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

Procedure:

National City Mortgage Co.'s collection strategy is to make early contact with delinquent mortgagors to improve the likelihood that defaults and poor pay habits can be cured. This strategy employs a series of calls, letters, and property inspections to gather information regarding the reasons for default, the mortgagors' ability to pay, their intentions to retain the property and the condition of the property.

Delinquency trends, by product, are analyzed throughout the month to provide effective call campaign penetration strategies. Risk Profiler and Early Indicator scoring are utilized to prioritize calling campaigns. High risk and special product loans are managed in a Special Servicing Team. This team consists of counselors who demonstrate strong technical and product knowledge, excellent listening skills, and possess a thorough understanding of loss mitigation.

The use of Early Resolution allows counselors to work all stages of delinquency. Loans thirty or more days past due are worked through Early Resolution starting the first day of the month. Less than thirty-day delinquent loans are worked in FIS through the sixteenth of the month. All delinquent loans are processed through Early Resolution by the seventeenth day of the month.

The scripting and prompting tools within Early Resolution guide the counselor to obtain the necessary mortgagor information required to evaluate a hierarchy of solutions. Approximately three hundred management controls and embedded complex calculations within Early Resolution lead the counselor through the appropriate qualification/pre-qualification or loss mitigation resolution. The available Loss Mitigation options are:
* Partial Claim/Claim Advance

* Modification

* Short Sale

(PAGE)


* Deed-in-lieu of foreclosure

Workouts are encouraged if the end result is to improve the likelihood that the mortgagor can retain his/her home through reduced payments or that losses can be reduced through an assisted short sale of the property. In the interest of minimizing investor losses, collection activity continues during the loss mitigation review process. If the mortgagor's financial situation does not support a workout or if the mortgagor is unwilling to work with National City Mortgage Co., the loan is breached and moved timely through the foreclosure process. Loss Mitigation will continue to be offered to the borrower throughout the foreclosure process.

Insurance Policies

A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

Procedure:

National City Mortgage Co is required to carry adequate coverage on National City Mortgage Co's loans in the event that National City Mortgage Co made an error. The policy is reviewed annually to ensure proper coverage.





  EX-99.2 (e)
Washington Mutual

MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2005, Washington Mutual Bank and Subsidiaries (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for single family residential mortgages as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond in the amount of $110 million, and errors and omissions policy in the amount of $20 million.


By: /s/ Steve Rotella
Steve Rotella
President and Chief Operating Officer

By: /s/ David Schneider
David Schneider
Executive Vice President
Home Loans

By: /s/ John Berens
John Berens
Senior Vice President
Home Loans - Loan Servicing

March 10, 2006


1201 3rd Avenue
Seattle, WA 98101


(page)


WASHINGTON MUTUAL BANK AND SUBSIDIARIES

APPENDIX I: MINIMUM SERVICING STANDARDS FOR SINGLE FAMILY RESIDENTIAL MORTGAGES AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF
AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS


I. CUSTODIAL BANK ACCOUNTS

 1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

    * be mathematically accurate

    * be prepared within forty-five (45) calendar days after the cutoff date

    * be reviewed and approved by someone other than the person who prepared the reconciliation

    * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

 2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

 3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

 4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

 1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

 2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

 3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagor's loan documents.

 4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

 1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.


-3-


(page)


 2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

 3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

 4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

 5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

 6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

 1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

 1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

 2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

 3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

 4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

 1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans, including, for example, phone calls, letters, and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

 1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


-4-





  EX-99.2 (f)
(logo) WELLS  HOME
       FARGO  MORTGAGE

1 Home Campus
Des Moines, IA 50328


Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.



As of and for the year ended December 31, 2005, Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond along with an errors and omissions policy in the amounts of $100 million and $20 million, respectively.



/s/ Michael J. Heid                 February 21, 2006
Michael J. Heid, Division President, Capital Markets, Finance, & Administration Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Franklin R. Codel               February 21, 2006
Franklin R. Codel, Executive Vice President, Finance and Corporate Real Estate Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Mary Coffin                     February 21, 2006
Mary Coffin, Executive Vice President, Servicing & Post Closing
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Cara K. Heiden
Cara K. Heiden, division President, Nat'l Consumer & Institutional Lending Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.





  EX-99.3 (a)
(logo) ABN*AMRO Mortgage

Loan Administration

4242 North Harlem Avenue
Norridge, Illinois 60706-1204


ANNUAL STATEMENT OF COMPLIANCE


The undersigned, an officer of ABN AMRO Mortgage Group, Inc.,
("ABN AMRO"), hereby certifies as follows:

1. I have made, or caused to be made under my supervision, a review of the activities of ABN AMRO Mortgage Group, Inc. during the preceding calendar year ending December 31, 2005, with respect to performance under the Agreement referenced in the attached.

and

2. To the best of my knowledge, based on such review ABN AMRO has, as of the last day of said preceding calendar year, fulfilled all of its material obligations under said Agreement.

In witness whereof the undersigned has signed this Annual Statement of Compliance on this 1st day of March, 2006.

ABN AMRO Mortgage Group, Inc.

By: /s/ Richard F Geary
Richard F Geary
Group Senior Vice President


ABN AMRO Mortgage R is a registered service mark of LaSalle Bank Corporation used with permission by ABN AMRO Mortgage Group, Inc.

Affiliate Banks: LaSalle Bank N.A., LaSalle Bank Midwest N.A.


(page)


WELLS FARGO:

BEAR STEARNS ALT 2005-4
BEAR STEARNS ALT 2005-5
BEAR STEARNS ALT BSALTA 2005-10
CREDIT SUISSE FIRST BOSTON 2005-1
CREDIT SUISSE FIRST BOSTON 2005-6
CREDIT SUISSE FIRST BOSTON 2005-7
CREDIT SUISSE FIRST BOSTON 2005-8
CREDIT SUISSE FIRST BOSTON 2005-10
CREDIT SUISSE FIRST BOSTON 2005-11
CREDIT SUISSE FIRST BOSTON 2005-12
GSAA GODMAN 2005-7
GSR GOLDMAN 2005-AR2
MASTR ALT LOAN TRUST 2005-3
MASTR ALT LOAN TRUST 2005-4
MASTR ALT LOAN TRUST 2005-5
MASTR ALT LOAN TRUST 2005-6
MASTR ASSET SECURITY 2005-2
MASTR SEASONED 2005-1
MASTR SEASONED 2005-2
MERRYLL LYNCH 2005-A01
THORNBURG 2005-4





  EX-99.3 (b)
(logo) Countrywide

Exhibit "A"

PORTFOLIO SERVICES
450 AMERICAN STREET, MS SV3-A
SIMI VALLEY, CALIFORNIA 93065
(800) 293-0780 TOLL FREE

Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, govermnental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Joseph M. Candelario
Officer

First Vice President
Title

March 15, 2006
Date

[PAGE]

                                                     fin_inst_ty
 issr_cde    dl_id             fin_inst_nme            p_desc
ABFC       2005-HE1     Countrywide Home Loans Inc.   Servicer
ABSC       2005-HE3     Countrywide Home Loans Inc.   Servicer
ABSC       2005-HE5     Countrywide Home Loans Inc.   Servicer
ACE        2005-HE4     Countrywide Home Loans Inc.   Servicer
ACE        2005-HE7     Countrywide Home Loans Inc.   Servicer
ARMT       2005-10      Countrywide Home Loans Inc.   Servicer
ARMT       2005-11      Countrywide Home Loans Inc.   Servicer
ARMT       2005-12      Countrywide Home Loans Inc.   Servicer
ARMT       2005-4       Countrywide Home Loans Inc.   Servicer
ARMT       2005-5       Countrywide Home Loans Inc.   Servicer
ARMT       2005-6A      Countrywide Home Loans Inc.   Servicer
ARMT       2005-7       Countrywide Home Loans Inc.   Servicer
ARMT       2005-8       Countrywide Home Loans Inc.   Servicer
BAF        2005-1       Countrywide Home Loans Inc.   Servicer
BAF        2005-A       Countrywide Home Loans Inc.   Servicer
BAF        2005-E       Countrywide Home Loans Inc.   Servicer
BAF        2005-F       Countrywide Home Loans Inc.   Servicer
BAF        2005-H       Countrywide Home Loans Inc.   Servicer
BSL        2005-10      Countrywide Home Loans Inc.   Servicer
BSL        2005-2       Countrywide Home Loans Inc.   Servicer
BSL        2005-4       Countrywide Home Loans Inc.   Servicer
BSL        2005-5       Countrywide Home Loans Inc.   Servicer
BSL        2005-7       Countrywide Home Loans Inc.   Servicer
BSL        2005-9       Countrywide Home Loans Inc.   Servicer
BST        2005-1       Countrywide Home Loans Inc.   Servicer
BST        2005-12      Countrywide Home Loans Inc.   Servicer
BST        2005-3       Countrywide Home Loans Inc.   Servicer
BST        2005-4       Countrywide Home Loans Inc.   Servicer
BST        2005-6       Countrywide Home Loans Inc.   Servicer
BST        2005-7       Countrywide Home Loans Inc.   Servicer
CSF        2005-1       Countrywide Home Loans Inc.   Servicer
CSF        2005-10      Countrywide Home Loans Inc.   Servicer
CSF        2005-11      Countrywide Home Loans Inc.   Servicer
CSF        2005-12      Countrywide Home Loans Inc.   Servicer
CSF        2005-2       Countrywide Home Loans Inc.   Servicer
CSF        2005-3       Countrywide Home Loans Inc.   Servicer
CSF        2005-4       Countrywide Home Loans Inc.   Servicer
CSF        2005-5       Countrywide Home Loans Inc.   Servicer
CSF        2005-6       Countrywide Home Loans Inc.   Servicer
CSF        2005-7       Countrywide Home Loans Inc.   Servicer
CSF        2005-8       Countrywide Home Loans Inc.   Servicer
CSF        2005-9       Countrywide Home Loans Inc.   Servicer
DAL        2005-AR2     Countrywide Home Loans Inc.   Servicer
GSA        2005-12      Countrywide Home Loans Inc.   Servicer
GSA        2005-15      Countrywide Home Loans Inc.   Servicer
GSA        2005-6       Countrywide Home Loans Inc.   Servicer
GSA        2005-7       Countrywide Home Loans Inc.   Servicer

[PAGE]

GSA        2005-9       Countrywide Home Loans Inc.   Servicer
GSP        2005-9F      Countrywide Home Loans Inc.   Servicer
GSP        2005-AR1     Countrywide Home Loans Inc.   Servicer
GSP        2005-AR2     Countrywide Home Loans Inc.   Servicer
GSP        2005-AR3     Countrywide Home Loans Inc.   Servicer
GSP        2005-AR4     Countrywide Home Loans Inc.   Servicer
GSP        2005-AR5     Countrywide Home Loans Inc.   Servicer
GSP        2005-AR7     Countrywide Home Loans Inc.   Servicer
HBV        2005-14      Countrywide Home Loans Inc.   Servicer
HBV        2005-4       Countrywide Home Loans Inc.   Servicer
HBV        2005-7       Countrywide Home Loans Inc.   Servicer
JPMMT      2005-A2      Countrywide Home Loans Inc.   Servicer
JPMMT      2005-A3      Countrywide Home Loans Inc.   Servicer
JPMMT      2005-A6      Countrywide Home Loans Inc.   Servicer
JPMMT      2005-S2      Countrywide Home Loans Inc.   Servicer
JPMMT      2005-S3      Countrywide Home Loans Inc.   Servicer
LMC        2005-1       Countrywide Home Loans Inc.   Servicer
MABS       2005-AB1     Countrywide Home Loans Inc.   Servicer
MAL        2005-1       Countrywide Home Loans Inc.   Servicer
MAL        2005-2       Countrywide Home Loans Inc.   Servicer
MAL        2005-3       Countrywide Home Loans Inc.   Servicer
MAL        2005-5       Countrywide Home Loans Inc.   Servicer
MAL        2005-6       Countrywide Home Loans Inc.   Servicer
MARM       2005-2       Countrywide Home Loans Inc.   Servicer
MARM       2005-6       Countrywide Home Loans Inc.   Servicer
MARM       2005-7       Countrywide Home Loans Inc.   Servicer
MARM       2005-8       Countrywide Home Loans Inc.   Servicer
MLM        2005-A01     Countrywide Home Loans Inc.   Servicer
MLM        2005-A04     Countrywide Home Loans Inc.   Servicer
MLM        2005-A07     Countrywide Home Loans Inc.   Servicer
MLM        2005-A09     Countrywide Home Loans Inc.   Servicer
MLM        2005-Al0     Countrywide Home Loans Inc.   Servicer
MSI        2005-HE3     Countrywide Home Loans Inc.   Servicer
MSI        2005-HE4     Countrywide Home Loans Inc.   Servicer
MSI        2005-HE5     Countrywide Home Loans Inc.   Servicer
MSI        2005-WM2     Countrywide Home Loans Inc.   Servicer
MSI        2005-WM3     Countrywide Home Loans Inc.   Servicer
MSI        2005-WM4     Countrywide Home Loans Inc.   Servicer
MSI        2005-WM5     Countrywide Home Loans Inc.   Servicer
MSI        2005-WM6     Countrywide Home Loans Inc.   Servicer
MSML       2005-5AR     Countrywide Home Loans Inc.   Servicer
MSML       2005-6AR     Countrywide Home Loans Inc.   Servicer
MSSTR      2005-1       Countrywide Home Loans Inc.   Servicer
MSSTR      2005-2       Countrywide Home Loans Inc.   Servicer
NHEL       2005-FM1     Countrywide Home Loans Inc.   Servicer
NHEL       2005-HE1     Countrywide Home Loans Inc.   Servicer
PPS        2005-WC2     Countrywide Home Loans Inc.   Servicer
PPS        2005-WC3     Countrywide Home Loans Inc.   Servicer
PPS        2005-WW1     Countrywide Home Loans Inc.   Servicer

[PAGE]

PRM        2005-4       Countrywide Home Loans Inc.   Servicer
SABR       2005-FR3     Countrywide Home Loans Inc.   Servicer
SABR       2005-FR4     Countrywide Home Loans Inc.   Servicer
SABR       2005-FR5     Countrywide Home Loans Inc.   Servicer
SABR       2005-HEl     Countrywide Home Loans Inc.   Servicer
SAIL       2005-1       Countrywide Home Loans Inc.   Servicer
SAM        2005-AR2     Countrywide Home Loans Inc.   Servicer
SAM        2005-AR4     Countrywide Home Loans Inc.   Servicer
SAM        2005-AR6     Countrywide Home Loans Inc.   Servicer
SAM        2005-AR8     Countrywide Home Loans Inc.   Servicer
SARM       2005-1       Countrywide Home Loans Inc.   Servicer
SARM       2005-12      Countrywide Home Loans Inc.   Servicer
SARM       2005-14      Countrywide Home Loans Inc.   Servicer
SARM       2005-15      Countrywide Home Loans Inc.   Servicer
SARM       2005-17      Countrywide Home Loans Inc.   Servicer
SARM       2005-18      Countrywide Home Loans Inc.   Servicer
SARM       2005-20      Countrywide Home Loans Inc.   Servicer
SARM       2005-21      Countrywide Home Loans Inc.   Servicer
SARM       2005-22      Countrywide Home Loans Inc.   Servicer
SARM       2005-23      Countrywide Home Loans Inc.   Servicer
SARM       2005-4       Countrywide Home Loans Inc.   Servicer
SARM       2005-7       Countrywide Home Loans Inc.   Servicer
THB        2005-3       Countrywide Home Loans Inc.   Servicer
THB        2005-4       Countrywide Home Loans Inc.   Servicer





  EX-99.3 (c)
PO Box 84013
Columbus GA 31908-4013
Tel. 800.784.5566


(logo)GreenPoint Mortgage

February 27, 2006


Wells Fargo Bank, N.A.
Corporate Trust Services
Attn: Yvonne Williams
9062 Old Annapolis Road
Columbia, MD 21045-1951

Re: Annual Statement of Compliance for the Servicing Agreements listed on
    Exhibit A hereto (each as "Agreement") by GreenPoint Mortgage Funding, Inc., as Servicer

Ladies and Gentlemen:

Pursuant to the Servicing Agreement with respect to the above-referenced offering, the undersigned officer of GreenPoint Mortgage Funding, Inc. (as "Servicer") hereby certifies as to the following (capitalized terms have the meanings used in the Servicing Agreement):

1. A review of the activities of the Servicer and its performance under the Servicing Agreement during the preceding fiscal year since the inception of the trust has been made under the direct supervision of the undersigned officer; and

2. To the best knowledge of the undersigned officer, based on such review, the Servicer has fulfilled all of its material obligations under the Servicing Agreement throughout the applicable period, and there has been no known default in the fulfillment of the Servicer's material obligationsthroughout such period, except as follows:
During the year, certain custodial bank account reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved with 90 calendar days of their original identification. For the month ended December 31, 2005, all custodial bank reconciliations had been completed and reviewed on a timely basis.


Very truly yours,

GREENPOINT MORTGAGE
FUNDING, INC., as Servicer


By: /s/ Michael De Francesco
Name:  Michael De Francesco
Title: Senior Vice President
       Loan Administration


Aviso Importante Para Las Personas Habla Espanol
Si usted no entiendo el contenido de esta carta por favor obtenga una traduccion immediamente

2300 Brookstone Centre Pkwy Columbus GA 31904 www.greenpointservice.com

(PAGE)

PO Box 84013
Columbus GA 31908-4013
Tel. 800.784.5566


(logo)GreenPoint Mortgage



EXHIBIT A

BSALTA  2005  8
GSAA    2005  15
GSAA    2005  6
GSAA    2005  7
GSAA    2005  9
MSST    2005  2
SEQ     2003  8
JPALT   2005  S1
JPM     WHSE





Aviso Importante Para Las Personas Habla Espanol
Si usted no entiendo el contenido de esta carta por favor obtenga una traduccion immediamente

2300 Brookstone Centre Pkwy Columbus GA 31904 www.greenpointservice.com





  EX-99.3 (d)
(logo) National City Mortgage

National City Mortgage Co.
3232 Newmark Drive
Miamisburg, Ohio 45342
Telephone (937)910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820


Exhibit "A"


Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.




Certified By:
/s/ T. Jackson Case Jr.



Executive VP
Title

March 2, 2006
Date










  EX-99.3 (e)
OFFICER'S CERTIFICATE
ANNUAL STATEMENT OF COMPLIANCE


Reference is hereby made to GSAA Home Equity Trust 2005-07 (the "Securitizations"). Washington Mutual Bank, FA (the "Servicer") services mortgage loans in connection with the Securitization (the "Mortgage Loans") pursuant to the terms of that certain Amended and Restated Servicing Agreement, dated as of October 1, 2004 between Washington Mutual Bank, FA (the "Servicer") and Banc of America Mortgage Capital Corporation and Bank of America, National Association (as from time to time amended or replaced by a reconstituted servicing or other successor servicing agreement, the "Servicing Agreement").

I, Henry J. Berens, an authorized officer of the Servicer, certify for the benefit of the Master Servicer and the Trustee with respect to the calendar year immediately preceding the date of this Officer's Certificate (the "Relevant Year"), as follows:

1. A review of the activities of the Servicer during the Relevant Year and of performance under the Servicing Agreement has been made under my supervision;

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout the Relevant Year;

DATED as of March 15, 2006.



/s/Henry J Berens
Name: Henry. J. Berens





  EX-99.3 (f)
(logo) Wells   Home
       Fargo   Mortgage


Wells Fargo Home Mortgage
1 Home Campus
Des Moines, IA 50328-001



February 24, 2006


Re: 2005 Annual Certification


We hereby certify to the best of our knowledge and belief that for the calendar year of 2005:


1. All real estate taxes, bonds assessments and other lienable items have been paid.

2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

4. We have made all property inspections as required.

5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements with respect to each transaction listed on the attached Exhibit A, and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year.


Sincerely,

/s/ John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Home Mortgage, a division of we11s Fargo Bank NA



Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A


1. GSR Mortgage Loan Trust 2005-AR1 (the "Trust") Mortgage Pass-Through, Certificates Series 2005-AR1, issued pursuant to the Master Servicing and Trust Agreement, dated as of January 1, 2005, among GS Mortgage Securities Corp., as depositor, U.S. Bank, National Association, as trustee and Wells Fargo Bank, N.A., as securities administrator and master servicer;

2. GSR Mortgage Loan Trust 2005-AR2 (the "Trust") Mortgage Pass-Through, Certificates Series 2005-AR2, issued pursuant to the Master Servicing and Trust Agreement, dated as of March 1, 2005, among GS Mortgage Securities Corp., as depositor (the "Depositor"), U.S. Bank National Association, as trustee, JPMorgan Chase Bank, N.A., as custodian and Wells Fargo Bank, N.A., as securities administrator and master servicer;

3. GSR Mortgage Loan Trust 2005-AR4 (the "Trust") Mortgage Pass-Through, Certificates Series 2005-AR4, issued pursuant to the Master Servicing and Trust Agreement, dated as of June 1, 2005, among GS Mortgage Securities Corp., as depositor, U.S. Bank National Association, as trustee, JPMorgan Chase Bank, N.A., as custodian and Wells Fargo Bank, N.A., as securities administrator, master servicer and a custodian;

4. GSR Mortgage Loan Trust 2005-AR5 (the "Trust") Mortgage Pass-Through, Certificates Series 2005-AR5, issued pursuant to the Master Servicing and Trust Agreement, dated as of August 1, 2005, among GS Mortgage Securities Corp., as depositor, U.S. Bank National Association, as trustee, JPMorgan Chase Bank, N.A., as custodian and Wells Fargo Bank, N.A., as securities administrator, master servicer and a custodian;

5. GSR Mortgage Loan Trust 2005-AR6 (the "Trust") Mortgage Pass-Through, Certificates Series 2005-AR6, issued pursuant to a Master Servicing and Trust Agreement, dated as of September 1, 2005, among GS Mortgage Securities Corp., as depositor, U.S. Bank National Association, as trustee, and Wells Fargo Bank, N.A., as securities administrator, master servicer and custodian;

6. GSR Mortgage Loan Trust 2005-AR7 (the "Trust") Mortgage Pass-Through, Certificates Series 2005-AR7, issued pursuant to the Master Servicing and Trust Agreement, dated as of October 1, 2005, among GS Mortgage Securities Corp., as depositor, U.S. Bank National Association, as trustee, JPMorgan Chase Bank, N.A., as custodian and Wells Fargo Bank, N.A., as securities administrator, master servicer and a custodian;

7. GSR Mortgage Loan Trust 2005-1F (the "Trust") Mortgage Pass-Through, Certificates Series 2005-1F, issued pursuant to the Master Servicing and Trust Agreement, dated as of January 1, 2005, among GS Mortgage Securities Corp., as depositor, Wachovia Bank, National Association, as trustee (the "Trustee"), JPMorgan Chase Bank, National Association, as securities administrator, custodian and master servicer;


(page)


8. GSR Mortgage Loan Trust 2005-7F (the "Trust") Mortgage Pass-Through, Certificates Series 2005-7F, issued pursuant to the Master Servicing and Trust Agreement, dated as of August 1, 2005, among GS Mortgage Securities Corp., as depositor, Wachovia Bank, National Association, as trustee, and JPMorgan Chase Bank, National Association, as securities administrator, custodian and master servicer;

9. GSAA Mortgage Loan Trust 2005-1 (the "Trust") Asset-Backed Certificates Series 2005-1, issued pursuant to a Trust Agreement, dated as of January 1, 2005, among GS Mortgage Securities Corp., as depositor, Deutsche Bank National Trust Company, as trustee;

10. GSAA Mortgage Loan Trust 2005-3 (the "Trust") Asset-Backed Certificates Series 2005-3, issued pursuant to a Trust Agreement, dated as of February 1, 2005, among GS Mortgage Securities Corp., as depositor, HSBC Bank USA, National Association, as trustee, Wells Fargo Bank, N.A., as securities administrator and Deutsche Bank National Trust Company, as custodian;

11. GSAA Mortgage Loan Trust 2005-5 (the "Trust") Asset-Backed Certificates Series 2005-5, issued pursuant to a Trust Agreement, dated as of April 1, 2005, among GS Mortgage Securities Corp., as depositor, HSBC Bank USA, National Association, as trustee, and Wells Fargo Bank, N.A., as securities administrator and custodian;

12, GSAA Mortgage Loan Trust 2005-7 (the "Trust") Asset-Backed Certificates Series 2005-7, issued pursuant to a Master Servicing and Trust Agreement, dated as of June 1, 2005, among GS Mortgage Securities Corp., as depositor, Deutsche Bank National Trust Company, as a custodian, HSBC Bank USA, National Association, as trustee and Wells Fargo Bank, N.A., as master servicer, securities administrator and a custodian;

13. GSAA Mortgage Loan Trust 2005-11 (the "Trust") Asset-Backed Certificates Series 2005-11, issued pursuant to a Master Servicing and Trust Agreement, dated as of September 1, 2005, among GS Mortgage Securities Corp., as depositor, Wachovia Bank, N.A., as trustee, Deutsche Bank National Trust Company and J.P. Morgan Trust Company, N.A., as custodians and JPMorgan Chase Bank, National Association, as master servicer;

14. GSAA Mortgage Loan Trust 2005-12 (the "Trust") Asset-Backed Certificates Series 2005-12, issued pursuant to a Master Servicing and Trust Agreement, dated as of October 1, 2005, between GS Mortgage Securities Corp., as depositor, J.P. Morgan Trust Company, National Association, as a custodian, Deutsche Bank National Trust Company, as a custodian, HSBC Bank USA, National Association, as trustee, and Wells Fargo Bank, N.A., as master servicer, securities administrator and a custodian; and

15. GSR Mortgage Loan Trust 2005-5F (the "Trust") Mortgage Pass-Through, Certificates Series 2005-5F, issued pursuant to the Master Servicing and Trust Agreement, dated as of May 1, 2005, among GS Mortgage Securities Corp., as depositor, Wachovia Bank, National Association, as trustee, and JPMorgan Chase Bank, as securities administrator, custodian and master servicer.






  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   AF-2                           3,653,321.11                  0.00                 0.00             163,242,000.00
   AF-3                           1,105,447.22                  0.00                 0.00              46,526,000.00
   AF-4                           1,677,115.64                  0.00                 0.00              66,316,000.00
   AF-5                           1,492,889.22                  0.00                 0.00              64,754,000.00
   AV-1                           5,221,895.98         84,380,986.64                 0.00             222,319,013.36
   B-1                               56,227.57                  0.00                 0.00               2,086,000.00
   B-2                               47,646.81                  0.00                 0.00               1,738,000.00
   B-3                               52,313.32                  0.00                 0.00               1,738,000.00
   B-4                              107,785.97                  0.00                 0.00               3,477,000.00
   M-1                              245,012.76                  0.00                 0.00              10,085,000.00
   M-2                              230,403.86                  0.00                 0.00               9,389,000.00
   M-3                              120,676.55                  0.00                 0.00               4,868,000.00
   M-4                              123,110.55                  0.00                 0.00               4,868,000.00
   M-5                              107,578.91                  0.00                 0.00               4,173,000.00
   M-6                               55,779.12                  0.00                 0.00               2,086,000.00
   R-1                                    0.00                100.00                 0.00                       0.00
   R-2                                    0.00                100.00                 0.00                       0.00
   X                              6,422,869.87                  0.00                 0.00             611,142,663.57
   P                                489,171.51                  0.00                 0.00                       0.01